Form 10QSB
period 2005-03-31
LITTLE RIVER VENTURES INC
filed 2005-09-16
CIK 1092795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

at March 31, 2005

Transitional Small Business Format     Yes            No    X

No exhibits included.

LITTLE RIVER VENTURES, INC.

(A Company in the Development Stage)

BALANCE SHEETS

ASSETS

June 30,

March 31,

2004

2005

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

FOR THE NINE

FROM INCEPTION

MONTHS ENDED

MONTHS ENDED

(April 20, 1994)

March 31,

March 31,

TO

2004

2005

2004

2005

March 31, 2005

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

March 31,

TO

2004

2005

March 31, 2005

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

$

$

$

See accompanying Notes to Financial Statements.

LITTLE RIVER VENTURES, INC.

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

1.

Comments

NOTE 1 B CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s June 30, 2004 financial statements.  The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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